Form 10-Q
period 2018-06-30
Willow Forest Acquisition Corp
filed 2018-08-14
CIK 1725819

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2018

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

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
				   Emerging Growth Company
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 4, 2018

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                    CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2018 (unaudited)
and December 31, 2017                                             2

Condensed Statements of Operations for the Three Months
and Six Months Ended June 30, 2018 (unaudited)                    3

Condensed Statement of Cash Flows for the Six Months
Ended June 30, 2018 (unaudited)                                   4

Notes to Condensed Financial Statements (unaudited)             5-8

______________________________________________________________________

                WILLOW FOREST ACQUISITION CORPORATION
                     CONDENSED BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets
     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $       500	      $     1,000
                                            ------------      ------------
           Total liabilities                       500	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       June 30, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at June 30, 2018
       and December 31, 2017, respectively       2,000            2,000

       Additional paid-in capital                1,712		     312
       Accumulated deficit                      (4,212)           (3,312)
                                            ------------      ------------
          Total stockholders' deficit             (500)           (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     WILLOW FOREST ACQUISITION CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)
        	                For the three    For the six
                                months ended    months ended
	                        June 30, 2018   June 30, 2018
                                -------------   --------------
    Revenue                      $        -     $         -
    Cost of revenues                      -               -
                                -------------   -------------
    Gross profit                          -               -
                                -------------   -------------
    Operating expenses                   250             900
                                -------------   -------------
    Operating loss                      (250)           (900)
                                -------------   -------------
    Loss before income taxes            (250)           (900)
    Income tax expense                                    -
                                 ------------   -------------
    Net loss                     $      (250)   $       (900)
                                 ============   =============
    Loss per share -
        basic and diluted        $     (0.00)   $      (0.00)
                                 ============   =============
    Weighted average shares -     20,000,000      20,000,000
         basic and diluted       ============    ============


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                         WILLOW FOREST ACQUISITION CORPORATION
                         CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

        	     		          For the six
                                          months ended
			                  June 30, 2018
                                          -------------
 OPERATING ACTIVITIES
   Net loss                               $      (900)

      Expenses paid by stockholder and
        contributed as capital                  1,400

     Changes in Operating Assets and
        Liabilities:
     Increase in accrued liabilities             (500)
                                          -------------
       Net cash provided by (used in)
         operating activities                      -
                                          -------------
   Net increase in cash                            -
   Cash, beginning of period                       -
                                          -------------
     Cash, end of period                  $        -
                                          =============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                        $        -
                                          =============
     Interest                             $        -
                                          =============

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                      WILLOW FOREST ACQUISITION CORPORATION
                Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $900 for the six months ended
June 30, 2018. The Company had a working capital deficit of $500 and an accumulated deficit of $4,212 as of June 30, 2018 and a working captial deficit of $1,000 and an accumulated deficit of $3,312 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $500 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 1, 2017, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 7, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

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

    The Company is in discussions for a possible change in control and although draft and final documents have been circulated no closing has occurred and no change in control has yet been effected. When, and if, a change of control is effected, the Company will file a Form 8-K.

      If any change in control is effected, it is anticipated that the then current management of the Company will resign as officers and directors and will contribute back to the Company certain of the shares currently held by it. Simultaneously new management will be appointed and elected. New management may issue shares of the Company's common stock to the new management or others.

     As of June 30, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $900 and an accumulated deficit of $4,212 for the six months ended and as of June 30, 2018, respectively.

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

Dated:   August 14, 2018